Form 10QSB
period 2004-03-31
TABATHA V INC
filed 2004-05-20
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

....Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

TABATHA V, INC.

(Name of small business in its charter)

Colorado	0-31767	84-1536521
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1926 S. Oswego Way Aurora, Colorado	80014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 752-4637

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d)

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,112,500 as of May 17, 2004.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant as of and for the period ending March 31, 2004 follow.

TABATHA V, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2004

TABATHA V, Inc.

(A Development Stage Company)

BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,056

Total current assets	2,056

TOTAL ASSETS	$ 2,056

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,112,500 shares issued and
outstanding	70,325
Deficit accumulated during the development
stage	(68,269)

2,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,056

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

( A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 240	$ 1	$ 1	$ 2	$ 3

EXPENSES
Selling, general and administrative expense	43,525	-	-	-	-
Accounting	4,649	-	328	-	1,753
Legal	3,628	-	-	-	8
Rent	2,400	150	150	450	450
Office supplies	1,007	25	25	115	25
Non-cash compensation	13,300	-	-	-	-

Total expenses	68,509	175	503	565	2,236

NET LOSS	(68,269)	(174)	(502)	(563)	(2,233)

Accumulated deficit

Balance, beginning of period	-	(68,095)	(67,055)	(67,706)	(65,324)

Balance, end of period	$ (68,269)	$ (68,269)	$ (67,557)	$ (68,269)	$ (67,557)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,904,534	9,022,940	9,962,500	9,651,591	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

( A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the period
	from inception	For the nine	For the nine
	(March 17, 2000)	months ended	months ended
	to March 31,	March 31,	March 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (68,269)	$ (563)	$ (2,233)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,400	450	450
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
(Increase) decrease in other receivable	-	303	(303)

Net cash flows from operating activities	(9,044)	190	(2,086)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,056	190	(2,086)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,866	3,951

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,056	$ 2,056	$ 1,865

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

1.         Management's representation of interim financial information

The accompanying financial statements have been prepared by Tabatha V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2003.

2.         Stockholders' equity

On March 1, 2004, 2,850,000 shares of common stock were surrendered by the President of the Company concurrent with his resignation as President and Director. The Company immediately canceled these shares.

Subsequent to the end of the quarter, warrants to purchase 2,660,000 shares of common stock at $0.05 per share were surrendered and canceled by the Company.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements, " which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of March 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended March 31, 2004, the Company's balance sheet reflects current and total assets of $2,056 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

ITEM 3.         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)        The following exhibits are filed herewith:

31.1        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

May 20, 2004