Form 10QSB
period 2003-03-31
TABATHA V INC
filed 2004-05-27
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

...TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,962,500 as of March 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant as of and for the period ending March 31, 2003 follow.

TABATHA V, INC.

(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2003

TABATHA V, Inc.

(A Development Stage Company)

BALANCE SHEET

March 31, 2003

(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,865
Other receivable	303

Total current assets	2,168

TOTAL ASSETS	$ 2,168

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding	69,725
Deficit accumulated during the development
stage	(67,557)

2,168

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,168

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

( A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the period
	from inception	For the three	For the three	For the nine	For the nine
	(March 17, 2000)	months ended	months ended	months ended	months ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2003	2002	2003	2002
REVENUES
Interest income	$ 237	$ 1	$ 2	$ 3	$ 26

EXPENSES
Selling, general and administrative expense	43,525	-	-	-	-
Accounting	4,649	328	150	1,753	1,296
Legal	3,603	-	211	8	1,136
Rent	1,800	150	150	450	450
Office supplies	917	25	256	25	271
Non-cash compensation	13,300	-	-	-	-

Total expenses	67,794	503	767	2,236	3,153

NET LOSS	(67,557)	(502)	(765)	(2,233)	(3,127)

Accumulated deficit

Balance, beginning of period	-	(67,055)	(64,273)	(65,324)	(61,911)

Balance, end of period	$ (67,557)	$ (67,557)	$ (65,038)	$ (67,557)	$ (65,038)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,962,500	9,962,500	9,962,500	9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

( A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the period
	from inception	For the nine	For the nine
	(March 17, 2000)	months ended	months ended
	to March 31,	March 31,	March 31,
	2003	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (67,557)	$ (2,233)	$ (3,127)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	1,800	450	450
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Increase in other receivable	(303)	(303)	-

Net cash flows from operating activities	(9,235)	(2,086)	(2,677)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by shareholders	-	-	241
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	241

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,865	(2,086)	(2,436)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	3,951	6,764

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,865	$ 1,865	$ 4,328

The accompanying notes are an integral part of the financial statements.

TABATHA V, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

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

Liquidity and Capital Resources

As of March 31, 2003, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $11,100 from its inside capitalization funds. Consequently, for the period ended March 31, 2003, the Company's balance sheet reflects current and total assets of $2,168 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

(b)        No reports on Form 8-K were filed by the Company for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

May 26, 2004