Form 10KSB
period 2004-06-30
TABATHA V INC
filed 2004-09-20
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004.

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,112,500 as of June 30, 2004.

Documents incorporated by reference.  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages.  To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year June 30, 2004, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2004.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 36 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2004, the Company remains in the development stage. For the fiscal year ended June 30, 2004, the Company's balance sheet reflects current and total assets of $1,191, in the form of cash and cash equivalents, and current liabilities of $1,875. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

Tabatha V, Inc.

 (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tabatha V, Inc.

We have audited the accompanying balance sheet of Tabatha V, Inc. (a development stage company) as of June 30, 2004, and the related statements of operations, stockholders= equity (deficit), and cash flows for the year ended June 30, 2004, for the year ended June 30, 2003, and for the initial period from inception (March 17, 2000) to June 30, 2004.  These financial statements are the responsibility of the Company=s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tabatha V, Inc. as of June 30, 2004, and the results of its operations and cash flows for the year ended June 30, 2004, for the year ended June 30, 2003, and for the initial period from inception (March 17, 2000) to June 30, 2004, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado Date: July 19, 2004	Comiskey & Company PROFESSIONAL CORPORATION

Tabatha V, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,191

Total current assets	1,191

TOTAL ASSETS	$ 1,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 1,875

Total current liabilities	1,875

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,112,500 shares issued and
outstanding at June 30, 2004	70,475
Deficit accumulated during the development
stage	(71,159)

(684)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,191

The accompanying notes are an integral part of the financial statements.

Tabatha V, Inc.

 (A Development Stage Company)

 STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2004	2004	2003
REVENUES
Interest income	$ 240	$ 2	$ 4

EXPENSES
Selling, general and administrative	43,525	-	-
Accounting	6,524	1,875	1,753
Legal	4,518	890	33
Rent	2,550	600	600
Office supplies	982	90	-
Non-cash compensation	13,300	-	-

Total expenses	71,399	3,455	2,386

NET LOSS	(71,159)	(3,453)	(2,382)

Accumulated deficit

Balance, beginning of period	-	(67,706)	(65,324)

Balance, end of period	$ (71,159)	$ (71,159)	$ (67,706)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	9,742,289	9,020,287	9,962,500

The accompanying notes are an integral part of the financial statements.

Tabatha V, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

 For the initial period from inception (March 17, 2000) to June 30, 2004

				Deficit
				accumulated	Total
	Price	Common stock		during the	stockholders'
	per	Number of		development	equity
	share	shares	Amount	stage	(deficit)
Common stock issued for cash,
March 1, 2000	$ 0.005	900,000	$ 4,500	$ -	$ 4,500

Common stock issued for services,
March 1, 2000	0.005	8,100,000	40,500	-	40,500

Common stock issued for services,
April 1, 2000	0.01	300,000	3,000	-	3,000

Common stock issued for cash,
April 3, 2000 through May 30, 2000	0.01	660,000	6,600	-	6,600

Common stock issued for services,
May 18, 2000	0.01	2,500	25	-	25

Rent at no charge		-	150	-	150

Net loss for the period ended
June 30, 2000		-	-	(44,766)	(44,766)

Balance, June 30, 2000		9,962,500	54,775	(44,766)	10,009

Common stock warrants issued
for services, December 4, 2000		-	13,300	-	13,300

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2001		-	-	(17,145)	(17,145)

Balance, June 30, 2001		9,962,500	68,675	(61,911)	6,764

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2002		-	-	(3,413)	(3,413)

Balance, June 30, 2002		9,962,500	69,275	(65,324)	3,951

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2003		-	-	(2,382)	(2,382)

Balance, June 30, 2003		9,962,500	$ 69,875	$ (67,706)	$ 2,169

Common stock surrendered,
March 1, 2004		(2,850,000)	-	-	-

Rent at no charge		-	600	-	600

Net loss for the year ended
June 30, 2004		-	-	(3,453)	(3,453)

Balance, June 30, 2004		7,112,500	$ 70,475	$ (71,159)	$ (684)

The accompanying notes are an integral part of the financial statements.

Tabatha V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(March 17, 2000)	ended	ended
	to June 30,	June 30,	June 30,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (71,159)	$ (3,453)	$ (2,382)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,550	600	600
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
(Increase) decrease in other receivable	-	303	(303)
Increase in accounts payable	1,875	1,875	-

Net cash flows from operating activities	(9,909)	(675)	(2,085)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	11,100	-	-

Net cash flows from financing activities	11,100	-	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,191	(675)	(2,085)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,866	3,951

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,191	$ 1,191	$ 1,866

The accompanying notes are an integral part of the financial statements.

Tabatha V, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

June 30, 2004

1.

Summary of Significant Accounting Policies (continued)

Consideration of Other Comprehensive Income Items

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements.  For the year ended June 30, 2004, the Company=s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets@ (AFAS 144@).  FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business.  The Company has implemented FAS 144 for this fiscal year.  Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending June 30, 2004.

2.

Stockholders' Equity

As of June 30, 2004, 100,000,000 shares of the Company=s no par value common stock had been authorized, of which 7,112,500 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series, as determined by the Board of Directors.  As of June 30, 2004, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at $0.05 per share were issued on December 4, 2000.  The warrants were issued for services valued at $13,300.  The warrants expire December 3, 2004.  The warrants were surrendered and cancelled by the Company in the year ended June 30, 2004.

On March 1, 2004, 2,850,000 shares of common stock were surrendered by the President of the Company concurrent with his resignation as President and Director. The Company immediately cancelled these shares.

Tabatha V, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

3.

Related Party Transactions

As of the date hereof, officers and directors of the Company are the owners of 5,800,000 shares of its issued and outstanding common stock, constituting approximately 82% of the Company=s issued and outstanding common stock.  The shares were issued for cash and services from $0.005 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge.  For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

4.

Income Taxes

The Company has Federal net operating loss carryforwards of approximately $71,000 expiring between the years 2019 through 2023.  The tax benefit of these net operating losses is approximately $14,000 and has been offset by a full allowance for realization.  For the year ended June 30, 2004, the allowance increased by $682.  This carryforward may be limited upon consummation of a business combination under IRC Section 381.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company=s accountants on accounting and financial disclosure.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company=s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
John Ballard	46	President, Chief Financial Officer and a Director since April 2004
Diane Thelen	58	Secretary, Treasurer, and a Director since March 2000

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

Biographical Information

John Ballard, Chief Financial Officer

On September 30, 2003, John Ballard became Chief Financial Officer of Worldwide Manufacturing USA, Inc., a publicly traded company headquartered in California. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From1997-1999 Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area.  In 1993, Mr. Ballard retired and he traveled until 1997.  From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in three other blank check companies, Tabatha I, Inc., Tabatha II, Inc., and Tabatha IV, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

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

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2004, all of the company=s officers, directors and principal shareholders have filed reports required under Section 16(a).

Code of Ethics

Tabatha V, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Tabatha V, Inc. a reporting Ablind pool@ company whose shares have not yet traded.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014	3,000,000	42.17%
John Ballard (1) 6754 W. Hinsdale Place Littleton, CO 80128	2,800,000	39.37%
All directors and executive officers (2 persons)	5,800,000	81.54%

(1)   The person listed is an officer, a director, or both, of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions or proposed transactions in the last two fiscal years to which the Company was or is to be a party.

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

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.  Each of the Company's officers and directors also are officers, directors, or both, of several other Colorado-based development-stage corporations in the same business as the Company. These companies may be in direct competition with the Company for available opportunities. Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.

 EXHIBITS

(a)

The Exhibits listed below are filed as part of this Annual Report.

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 11, 2000).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $2,000 for the fiscal year ended June 30, 2004, and $1,100 for the fiscal year ended June 30, 2003.  The aggregate fees billed by Comiskey & Co for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $700 during the period ended June 30, 2004 and $978 during the period ended June 30, 2003.

(2) Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending June 30, 2004 or June 30, 2003.

Tax Fees

(3) The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, tax advice and tax planning were$0 for the fiscal year ended June 30, 2004 and $0 for the fiscal year ended June 30, 2003.

All Other Fees

(4) Comiskey & Co. P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2004 and June 30, 2003.

Audit Committee=s Pre-approval policies and procedures

(5) Tabatha V, Inc., a blind pool reporting company which is not yet publicly traded, does not have an audit committee per se. The current board of directors functions as the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /S/ JOHN BALLARD

John Ballard, President, Chief Financial Officer and a Director

Date: September 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JOHN BALLARD

John Ballard, President, Chief Financial Officer and a Director

Date: September 17, 2004

By: /S/ DIANE THELEN

Diane Thelen, Secretary and a Director

Date: September 17, 2004