Form 10QSB
period 2004-09-30
TABATHA V INC
filed 2004-11-12
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

TABATHA V, INC.

(Name of small business in its charter)

Colorado	0-31767	84-1536521
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1926 S. Oswego Way Aurora, Colorado		80014
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:  (303) 752-4637

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,962,500 as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2004 follow.

TABATHA V, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2004

2

TABATHA V, INC.

(A Development Stage Company)

BALANCE SHEET

September 30, 2004

(Unaudited)

ASSETS	September 30,
2004
CURRENT ASSETS
Cash and cash equivalents	$ 679

Total current assets	679

TOTAL ASSETS	$ 679

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 9,962,500 shares issued and
outstanding	75,900
Deficit accumulated during the development stage	(75,221)

679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 679

The accompanying notes are an integral part of the financial statements.

TABATHA V, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the period
	from inception
	(March 17, 2000)	For the three months
	to September 30,	ended September 30,
	2004	2004	2003
REVENUES
Interest income	$240	$ -	$ -

EXPENSES
Selling, general and administrative	43,525	-	-
Accounting	10,124	3,600	-
Legal	4,518	-	-
Rent	2,700	150	150
Office supplies	1,294	312	90
Non cash compensation	13,300	-	-
Total expenses	75,461	4,062	240

NET LOSS	(75,221)	(4,062)	(240)

Accumulated deficit

Balance, beginning of period	-	(71,159)	(67,706)

Balance, end of period	$ (75,221)	$ (75,221)	$ (67,946)

NET LOSS PER SHARE		(NIL)	(NIL)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		9,962,500	9,962,500

The accompanying notes are an integral part of the financial statements.

TABATHA V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Inception	For the three	For the three
	(March 17, 2000)	months ended	months ended
	to September 30,	September 30,	September 30,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (75,221)	$ (4,062)	$ (240)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,700	150	150
Stock issued for services	43,525	-	-
Warrants issued for services	13,300	-	-
Changes is assets and liabilities:
Decrease on other receivable		-	303
Decrease in accounts payable	-	(1,875)	-

Net cash flows from operating activities	(15,696)	(5,787)	213

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	16,375	5,275	-

Net cash flows from financing activities	16,375	5,275	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	679	(512)	213

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,191	1,866

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 679	$ 679	$ 2,079

The accompanying notes are an integral part of the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements, “ which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of September 30, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $ 16,375 from its inside capitalization funds. Consequently, for the period ended September 30, 2004, the Company's balance sheet reflects current and total assets of $ 679 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

EXHIBITS.

ITEM 6.  The following exhibits are filed herewith:

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

TABATHA V, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: November 12, 2004

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: November 12, 2004

8