Form 10QSB
period 2004-12-31
TABATHA V INC
filed 2005-02-18
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,332,500 as of December 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2004 follow.

TABATHA V, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

2

TABATHA V, INC.

(A Development Stage Company)

BALANCE SHEET

December 31, 2004

(Unaudited)

ASSETS	December 31,
2004
CURRENT ASSETS
Cash and cash equivalents	$ 774

Total current assets	774

TOTAL ASSETS	$ 774

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 10,000,000
shares authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 7,332,500shares issued and
outstanding	77,050
Deficit accumulated during the development
stage	(76,276)

774

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 774

The accompanying notes are an integral part of the financial statements.

TABATHA V, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(March 17, 2000)	For the three months		For the six months
	to December 31,	ended December 31,		ended December 31,
	2004	2004	2003	2004	2003
REVENUES
Interest income	$ 240	$ -	$ -	$ -	$ -

EXPENSES
Selling, general and administrative	43,525	-	-	-	-
Accounting	10,499	375	-	3,975	-
Legal	4,518	-	-	-	-
Rent	2,850	150	150	300	300
Office supplies	1,824	530	-	842	27
Travel & entertainment	-	-	-	-	-
Non cash compensation	13,300	-	-	-	-
Total expenses	76,516	1,055	150	5,117	327

NET LOSS	(76,276)	(1,055)	(150)	(5,117)	(327)

Accumulated deficit

Balance, beginning of period	-	(75,221)	(67,883)	(71,159)	(67,706)

Balance, end of period	$ (76,276)	$ (76,276)	$ (68,033)	$ (76,276)	$ (68,033)

NET LOSS PER SHARE		$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING		7,297,174	9,962,500	7,207,609	9,962,500

 (Unaudited)

The accompanying notes are an integral part of the financial statements.

TABATHA V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Inception	For the six	For the six
	(March 17, 2000)	months ended	months ended
	to December 31,	December 31,	December 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (76,276)	$ (5,117)	$ (327)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Rent expense	2,850	300	300
Stock issued for services	43,525	-	-
Warrants issued for services	13,300		-
Changes in assets and liabilities:
Decrease in other receivable	-	-	-
Decrease in accounts payable	-	(1,875)	-

Net cash flows from operating activities	(16,601)	(6,692)	(27)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	17,375	6,275	-

Net cash flows from financing activities	17,375	6,275	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	774	(417)	(27)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,191	2,169

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 774	$ 774	$ 2,142

The accompanying notes are an integral part of the financial statements.

TABATHA V, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

(Unaudited)

1.

Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Tabatha V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading.  These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at June 30, 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as “forward looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects” and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement.  Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of December 31, 2004, the Company remains in the development stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $ 17,375 from its inside capitalization funds. Consequently, for the period ended December 31, 2004, the Company's balance sheet reflects current and total assets of $ 774 in the form of cash and cash equivalents, and current liabilities of $ 0.

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

PART II - OTHER INFORMATION

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In December 2004, the Company sold 50,000 shares for $.02 per share.  The proceeds of $1,000 were used for working capital.

ITEM 6.

EXHIBITS.

The following exhibits are filed herewith:

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /S/ JOHN BALLARD
John Ballard, President, Chief Financial Officer and a Director

Date: February 18, 2005

By: /S/ DIANE THELEN
Diane Thelen, Secretary, Treasurer, and a Director

Date: February 18, 2005

8