Form 10KSB/A
period 2005-06-30
TABATHA V INC
filed 2005-10-04
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005.

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

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes X  No

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,337,500 as of June 30, 2005.

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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No ___

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on March 17, 2000, and is in the early developmental and promotional stages.  To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate. As of the end of its fiscal year June 30, 2005, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. The Company's search has been directed toward enterprises which have a desire to become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of one other corporation which was formed at the same time as the Company. The other corporation has the same business plan as the Company.

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

As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders. It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").  It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market. The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

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

ITEM 2.

 DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 1926 S. Oswego Way, Aurora, Colorado 80014, which is the address of its Secretary. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as common stock for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 752-4637. The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2005.

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

ITEM 6.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2005, the Company remains in the development stage. For the fiscal year ended June 30, 2005, the Company's balance sheet reflects current and total assets of $53, in the form of cash, and current liabilities of $6,675. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2006, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2006, the Company plans to continue its efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See following pages.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2005

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037          PHONE: (801) 927-1337  FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

TABATHA V, INC.

Aurora, Colorado

We have audited the accompanying balance sheet of TABATHA V, INC. (a development stage company) as of June 30, 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of TABATHA V, INC. for the year ended June 30, 2004 or from the period from March 17, 2000 (inception) to June 30, 2004. Those statements were audited by other auditors, whose report thereon dated July 19, 2004 expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TABATHA V, INC. as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

August 25, 2005

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30,
ASSETS	2005
Current assets
Cash	$ 53
Total current assets	53

Total assets	$ 53

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 6,675
Total current liabilities	6,675

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 7,337,500 shares issued and outstanding	75,575
Deficit accumulated during the development stage	(82,197)
Total stockholders' deficit	(6,622)

Total liabilities and stockholders' deficit	$ 53

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year ended		Period from March 17, 2000 [inception] to
	June 30,		June 30,
	2005	2004	2005

Revenues	$ -	$ -	$ -

Operating expenses
Selling, general and administrative expense	5,865	-	44,888
Accounting	4,576	1,875	11,099
Legal	-	890	4,518
Rent	600	600	3,150
Office supplies	-	90	982
Non-cash compensation	-	-	17,800
Total operating expenses	11,041	3,455	82,437
Operating loss	(11,041)	(3,455)	(82,437)

Other income
Interest income	3	2	240
Total other income	3	2	240

Net loss before income taxes	(11,038)	(3,453)	(82,197)

Provision for income taxes	-	-	-

Net loss	$ (11,038)	$ (3,453)	$ (82,197)

Basic and diluted net loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	7,271,199	7,112,500

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 17, 2000 [INCEPTION] TO JUNE 30, 2005

					Stage
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at March 17, 2000 (date of inception)	-	$ -	-	$ -	$ -	$ -
Common stock issued for cash - 03/01/00	-	-	900,000	4,500	-	4,500
Common stock issued for services - 03/01/00	-	-	8,100,000	40,500	-	40,500
Common stock issued for services - 04/01/00	-	-	300,000	3,000	-	3,000
Common stock issued for cash - 04/03-05/30/00	-	-	660,000	6,600	-	6,600
Common stock issued for services - 05/18/00	-	-	2,500	25	-	25
Rent at no charge	-	-	-	150	-	150
Net loss for the period	-	-	-	-	(44,766)	(44,766)
Balance June 30, 2000	-	-	9,962,500	54,775	(44,766)	10,009

Common stock warrants issued for services - 12/04/00	-	-	-	13,300	-	13,300
Rent at no charge	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(17,145)	(17,145)
Balance June 30, 2001	-	-	9,962,500	68,675	(61,911)	6,764

Rent at no charge	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(3,413)	(3,413)
Balance June 30, 2002	-	-	9,962,500	69,275	(65,324)	3,951

Rent at no charge	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(2,382)	(2,382)
Balance June 30, 2003	-	-	9,962,500	69,875	(67,706)	2,169

Common stock surrendered - 03/01/04	-	-	(2,850,000)	-	-	-
Rent at no charge	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(3,453)	(3,453)
Balance June 30, 2004	-	-	7,112,500	70,475	(71,159)	(684)

Common stock issued for cash - 09/27/04			170,000	3,400		3,400
Common stock issued for cash - 12/04/04			50,000	1,000		1,000
Common stock issued for cash - 03/01/05			5,000	100		100
Rent at no charge	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(11,038)	(11,038)
Balance June 30, 2005	-	$ -	7,337,500	$ 75,575	$ (82,197)	$ (6,622)

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended		Period from March 17, 2000 [inception] to
	June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(11,038)	$(3,453)	$(82,197)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating liabilities and assets:
Rent expense	600	600	3,150
Stock issued for services	-	-	43,525
Warrants issued for services	-	-	13,300
Decrease in other receivable	-	303	-
Increase in accounts payable	4,800	1,875	6,675
Net cash used in operating activities	(5,638)	(675)	(15,547)

Cash flows from financing activities:
Issuance of common stock	4,500	-	15,600
Net cash provided by financing activities	4,500	-	15,600

Increase (decrease) in cash and cash equivalents	(1,138)	(675)	53

Cash and cash equivalents, beginning of period	1,191	1,866	-
Cash and cash equivalents, end of period	$53	$1,191	$53

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.

BUSINESS DESCRIPTION - ORGANIZATION

Tabatha V, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on March 17, 2000. The principal office of the corporation is 1926 South Oswego Way, Aurora, Colorado 80014.

The Company is an enterprise in the development stage as defined by Statement No.7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no fulltime employees and owns no real property. The Company intends to operate as a capital market access corporation and has registered with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

FISCAL YEAR

The fiscal year of the Company is June 30.

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2005 there were no potentially dilutive stock options outstanding.

FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such assets and liabilities.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ORGANIZATION COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities”, expenses all start-up and organizational costs as they are incurred.

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

No impairment was recorded in the fiscal year ending June 30, 2005.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

3.

STOCKHOLDERS’ DEFICIT

As of June 30, 2005, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 7,337,500 were issued and outstanding.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series as determined by the Board of Directors. As of June 30, 2005, no preferred shares have been designated or issued.

Warrants to purchase 2,660,000 shares of common stock at $0.05 per share were issued on December 4, 2000. The warrants were issued for services valued at $13,300. The warrants were to expire on December 3, 2004. The warrants were surrendered and cancelled by the Company in the year ended June 30, 2004.

On March 1, 2004, 2,850,000 shares of common stock were surrendered by the president of the Company concurrent with his resignation as president and director. The Company immediately cancelled these shares.

On September 27, 2004 the Company issued 170,000 shares of its common stock in exchange for cash of $3,400.

On December 4, 2004 the Company issued 50,000 shares of its common stock in exchange for cash of $1,000.

On March 1, 2005 the Company issued 5,000 shares of its common stock in exchange for cash of $100.

4.

RELATED PARTY TRANSACTIONS

As of the date hereof, officers and directors of the Company are the owners of 5,970,000 shares of its issued and outstanding common stock, constituting approximately 81% of the Company's issued and outstanding common stock. The shares were issued for cash and services from $0.005 to $.02 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent is being provided to the Company at no charge. For purposes of the financial statements, the Company is accruing $50 per month as common stock for this use.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

5.

INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $82,000 expiring between the years 2020 through 2024. The tax benefit of these net operating losses is approximately $16,400 and has been offset by a full allowance for realization. For the year ended June 30, 2005, the allowance increased by $2,208. These carryforwards may be limited upon consummation of a business combination under IRC Section 381.

6.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments. As such, this standard has no application to the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4,  “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have a material impact on the Company as the Company maintains no inventory.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions,” an amendment of Statement of Financial Accounting Standards Board No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends Financial Accounting Standards Board Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

 6.

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of ARB Opinion No. 29.” This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (hereinafter “SFAS No. 123”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. The Company has determined that there will be no impact to its financial statements from the adoption of this statement.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about September 30, 2004, the Company advised Comiskey & Co., 789 Sherman Street, Suite 440, Denver, Colorado, that it had been dismissed and would not be appointed as the Company’s auditors for the fiscal year ending June 30, 2005.

The reports of Comiskey & Co., for the fiscal years ending June 30, 2000, 2001, 2002, 2003,and 2004, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004, and from July 1, 2004 to the date of this Report, there were no disagreements with Comiskey & Co. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004, and from July 1, 2004 to the date of this Report.

On September 30, 2004, the Board of Directors appointed the firm of Child, Sullivan & Company, (“Child Sullivan”) 1284 W.  Flint Meadow Dr., Suite D, Kaysville, Utah 84037 as independent auditors of the Company beginning with the period ending September 30, 2004.   Prior to the engagement of Child Sullivan, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction whether completed or uncompleted, the type of audit opinion that might be rendered on the Company’s financial statements or as to any matter that was either the subject of a disagreement with the previous independent auditor or was a reportable event.

The decision to change accountants was recommended and approved by the Company’s Board of Directors.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company=s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.   The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
John Ballard	47	President, Chief Financial Officer and a Director since April 2004
Diane Thelen	59	Secretary, Treasurer, and a Director since March 2000

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

Biographical Information

John Ballard, Chief Financial Officer

On September 30, 2003, John Ballard became Chief Financial Officer of Worldwide Manufacturing USA, Inc., a publicly traded company headquartered in California. John Ballard has more than fifteen years of business management, project management, and accounting experience. From January 2002 to the present, Mr. Ballard has been a financial consultant and director of Reveal Systems, Inc., a software development company and internet provider based in Longmont, Colorado. Mr. Ballard was the Chief Financial Officer of Call Solutions Inc., a publicly traded company, from October 1999 to November 2002. Call Solutions was in the business of opening call centers. From1997-1999 Mr. Ballard owned and operated the food operations Cookies N Kreme and Lincoln Street Cafe in the Denver Metropolitan Area.  In 1993, Mr. Ballard retired and he traveled until 1997.  From 1988 to 1993, Mr. Ballard was Chief Financial Officer for Apple Sundries, Inc., a Denver retail chain. Since 1999, Mr. Ballard has been a major shareholder, owning 10% or more, and a consultant in one other blank check company, Tabatha II, Inc. Mr. Ballard holds a Bachelor of Science Degree in Management and Marketing from the University of Colorado where he graduated Magna Cum Laude. Mr. Ballard also holds a Masters of Business in Administration from Regis University.

Diane Thelen, Secretary/Treasurer and a director

Diane Thelen, the Company's Secretary/Treasurer and a director, has managed and developed luxury high-rise residential, retail, industrial and large office building complexes for over twenty-two years. She has written numerous articles on safety issues regarding large office complexes, as well as articles advocating the needs of real estate managers to state legislators. Ms. Thelen is an officer and director of one other corporation which was incorporated on March 17, 2000, and which was formed to seek acquisitions. She is the Secretary/Treasurer of Tabatha II, Inc. Ms. Thelen is a Certified Property Manager (CPM) (Institute of Real Estate Management) and a Real Property Administrator (RPA) (Building Owners and Managers Association.)

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2005, all of the Company=s officers, directors and principal shareholders have filed reports required under Section 16(a).

Code of Ethics

Tabatha V, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. Tabatha V, Inc. is a reporting Ablind pool@ company whose shares have not yet traded.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Diane Thelen (1) 1926 S. Oswego Way Aurora, CO 80014	3,085,000	42.04%
John Ballard (1) 6754 W. Hinsdale Place Littleton, CO 80128	2,885,000	39.32%
All directors and executive officers (2 persons)	5,970,000	81.36%

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

 3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 12, 2000).

3(ii)

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 12, 2000).

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Sullivan & Company for audit of the Company's annual financial statements were $1,000 for the fiscal year ended June 30, 2005, and $0 for the fiscal year ended June 30, 2004.  The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $900 during the period ended June 30, 2005 and $0 during the period ended June 30, 2004.

(2) Child, Sullivan & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending June 30, 2005 or June 30, 2004.

Tax Fees

(3) The aggregate fees billed by Child, Sullivan & Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended June 30, 2005 and $0 for the fiscal year ended June 30, 2004.

All Other Fees

(4) Child, Sullivan & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2005 and June 30, 2004.

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

Date: October 4, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /S/ JOHN BALLARD

John Ballard, President, Chief Financial Officer and a Director

Date: October 4, 2005

By: /S/ DIANE THELEN

Diane Thelen, Secretary and a Director

Date: October 4, 2005