Form 10QSB
period 2005-09-30
POWER-SAVE ENERGY CORP.
filed 2005-11-14
CIK 1111814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(Name of small business in its charter)

Colorado	0-31767	84-1536521
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
3940-7 Broad Street, Ste. 200, San Luis Obispo, CA		93401
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:  (800) 297-7192

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,337,500 as of September 30, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

Page - 1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending September 30, 2005 follow.

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET (UNAUDITED)

STATEMENTS OF OPERATIONS (UNAUDITED)

STATEMENTS OF CASH FLOWS (UNAUDITED)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Page - 2

Child, Sullivan & Company
A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS
1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037 PHONE: (801) 927-1337 FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
POWER-SAVE ENERGY CORP
San Luis Obispo, California

We have audited the accompanying balance sheet of POWER SAVE ENERGY CORP (a development stage company) as of September 30, 2005, and the related statements of operations, stockholder’s deficit, and cash flows for the period from September 21, 2005 [inception] to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POWER SAVE ENERGY CORP as of September 30, 2005, and the results of its operations and its cash flows for the period from September 21, 2005 [inception] to September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has no established source of revenue and has negative working capital. It may have difficulty generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child, Sullivan & Company
Child, Sullivan & Company
Kaysville, Utah
October 31, 2005

Page - 3

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

September 30,
ASSETS	2005
Current assets
Cash	$23
Total current assets	23

Total assets	$23

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$6,675
Total current liabilities	6,675

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 7,337,500 shares issued and outstanding	76,925
Deficit accumulated during the development stage	(83,577)
Total stockholders' deficit	(6,652)

Total liabilities and stockholders' deficit	$23

The accompanying notes are an integral part of these financial statements.

Page - 4

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2005	2004	2005

Revenues	$-	$-	$-

Operating expenses
Selling, general and administrative expense	230	-	45,118
Accounting	1,000	3,600	12,099
Legal	-	-	4,518
Rent	150	150	3,300
Office supplies	-	312	982
Non-cash compensation	-	-	17,800
Total operating expenses	1,380	4,062	83,817
Operating loss	(1,380)	(4,062)	(83,817)

Other income
Interest income	-	-	240
Total other income	-	-	240

Net loss before income taxes	(1,380)	(4,062)	(83,577)

Provision for income taxes	-	-	-

Net loss	$(1,380)	$(4,062)	$(83,577)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,337,500	7,118,043

The accompanying notes are an integral part of these financial statements.

Page - 5

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,380)	$(4,062)	$(83,577)
Adjustments to reconcile net loss to
net cash used in operations:
Rent expense	150	150	3,300
Stock issued for services		-	43,525
Warrants issued for services		-	13,300
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	(1,875)	6,675
Net cash used in operating activities	(1,230)	(5,787)	(16,777)

Cash flows from financing activities:
Issuance of common stock	1,200	5,275	16,800
Net cash provided by financing activities	1,200	5,275	16,800

Increase (decrease) in cash and cash equivalents	(30)	(512)	23

Cash and cash equivalents, beginning of period	53	1,191	-
Cash and cash equivalents, end of period	$23	$679	$23

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 6

Power-Save Energy Corp
(formerly TABATHA V, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tabatha V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of June 30, 2005, as filed with Form 10-KSB.

2. SUBSEQUENT EVENTS

On October 1, 2005 the Company issued 10,000,000 shares of its common stock for 100% of the outstanding common stock of Power Save Energy Corp (“Power Save”), a newly formed Nevada corporation in the business of selling, marketing and distributing a certain electricity conservation device to residential and commercial users of electricity. The acquisition transaction will be treated as a reverse merger, in which Power Save is treated as the accounting acquirer. Thus, future financial statements will be primarily those of Power Save with the adoption of the capital structure of Tabatha V, Inc.

Page - 7

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

Through September 30, 2005 the Company remained in the development stage. The Company could not predict to what extent its liquidity and capital resources would have been diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

During the period from March 17, 2000 (inception) through August 1, 2005, the Company did not engage in any significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. The Company continued its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipated incurring a loss for the fiscal year as a result of expenses associated with compliance regarding the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company did not expect to generate revenues until it completed a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination. During the month of August, the Company did engage in negotiations with Power Save Energy Corp. regarding a share exchange.

The Company carried out its plan of business until it entered into a Share Exchange Agreement with Power Save Energy Corp. ("Power-Save") effective October 1,  2005. Management of the constituent corporations have determined that it was in the best interest of the parties that Tabatha V acquired 100% of the issued and outstanding securities of Power-Save in exchange for the issuance of 10,000,000 shares of Tabatha V to the Power-Save shareholders.

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

Page - 8

PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties.

ITEM 2. Changes in Securities.

No report required.

ITEM 3. Defaults upon Senior Securities

No report required.

ITEM 4. Submission of Matters to Vote of Securities Holders

On or about October 17, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to: (1) change the name of the Corporation to Power-Save Energy Corp., (2) to increase the authorized share of common stock of the Company from 100,000,000 to 200,000,000 shares, and (3) to approve a 100 for 1 reverse split of the outstanding common stock of the company. As of the date of this Report that change has been effected.

ITEM 5. Other Information

No report required.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 9

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power-Save Energy Corp
(formerly TABATHA V, INC.)

By: /S/ Michael Forster
Michael Forster, President
 Chief Financial Officer and a Director

Date: November 10, 2005

By: /S/ Kathleen Forster
Kathleen Forster
Secretary and a Director

Date: November 10, 2005

Page - 10

EXHIBIT 31

Page - 11

Power-Save Energy Corp
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Power-Save Energy Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 9, 2005

/s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 12

Power-Save Energy Corp
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kathleen Forster, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Power-Save Energy Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 9, 2005

/s/ Kathleen Forster
Kathleen Forster
Chief Financial Officer

Page - 13

EXHIBIT 32

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Corp  (“Power-Save”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President and Chief Executive Officer of Power-Save Energy Corp and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Michael Forster
Michael Forster
Chief Executive Officer

November 9, 2005

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Corp (“Power-Save”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathleen Forster, Chief Financial Officer of Power-Save Energy Corp and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Kathleen Forster
Kathleen Forster
Chief Financial Officer

November 9, 2005

Page - 16