Form 10QSB
period 2005-12-31
Tabatha V, Inc.
filed 2006-02-13
CIK 1111814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

TABATHA V, INC.
(Name of small business in its charter)

Colorado	0-31767	84-1536521
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)
3940-7 Broad Street, Ste. 200, San Luis Obispo, CA		93401
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:  (866) 297-7192

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 366,875 common shares issued and outstanding as of December 31, 2005.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending December 31, 2005 follow.

TABATHA V, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2005
Balance Sheet Balance Sheet

Statements of Operations Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

December 31,
ASSETS	2005
Current assets
Cash	$-
Total current assets	-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$6,675
Total current liabilities	6,675

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 200,000,000 shares authorized; 366,875 shares issued and outstanding	76,925
Deficit accumulated during the development stage	(83,600)
Total stockholders' deficit	(6,675)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements.

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended		Period from March 17, 2000 [inception] to
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expense	23	530	253	530	45,141
Accounting	-	375	1,000	3,975	12,099
Legal	-	-	-	-	4,518
Rent	-	150	150	300	3,300
Office supplies	-	-	-	312	982
Non-cash compensation	-	-	-	-	17,800
Total operating expenses	23	1,055	1,403	5,117	83,840
Operating loss	(23)	(1,055)	(1,403)	(5,117)	(83,840)

Other income
Interest income	-	-	-	-	240
Total other income	-	-	-	-	240

Net loss before income taxes	(23)	(1,055)	(1,403)	(5,117)	(83,600)

Provision for income taxes	-	-	-	-	-

Net loss	$(23)	$(1,055)	$(1,403)	$(5,117)	$(83,600)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	366,875	355,902	366,875	355,902

The accompanying notes are an integral part of these financial statements.

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED

	Six Months ended		Period from march 17, 2000 [incpetion] to
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:
Net Loss	$(1,403)	$(5,117)	$(83,600)
Adjustments to reconcile net loss to
net cash used in operations:
Rent Expense	150	300	3,300
Stock issued for services			43,525
Warrants issued for servies			13,300
Changes in operating assets and liabilities:
Accounts payable and accrued activities:	-	(1,875)	6,675
Net cash used in operating activities	(1,253)	(6,692)	(16,800)

Cash flows from financing activities:
Issuance of common stock	1,200	6,275	16,800
Net cash provided by financing activities	1,200	6,275	16,800

Decrease in cash and cash equivalents	(53)	(417)	-

Cash and cash equivalents, beginning of period	53	1,191	-
Cash and cash equivalents, end of period	$-	$774	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TABATHA V, INC.
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

2. COMMON STOCK

On October 1, 2005 the Company issued 10,000,000 (500,000 post split) shares of its common stock for 100% of the outstanding common stock of Power Save Energy Corp (“Power Save”), a newly formed Nevada corporation in the business of selling, marketing and distributing a certain electricity conservation device to residential and commercial users of electricity. The acquisition agreement was rescinded in December 2005, resulting in the cancellation of the 10,000,000 (500,000 post split) shares.

On October 17, 2005 the Company effected a 1:100 reverse stock split. Issued and outstanding shares prior to the split totaled 17,337,500 and shares directly after the split totaled 173,375. On November 3, 2005 the Company effected a 5:1 forward stock split. Issued and outstanding shares prior to the split totaled 29,173,375 and shares directly after the split totaled 145,866,875. The net effect of the two splits is equivalent to a single 1:20 reverse stock split. These financial statements have been retroactively restated to show the effect of the 1:20 ratio as of the beginning of the first period presented.

On November 3, 2005 the Company issued 29,000,000 (145,000,000 post split) shares of its common stock for $145,000 in cash. When the above referenced acquisition agreement was canceled the cash was returned to the buyer and the shares were canceled.

On November 12, 2005 the Company issued 1,250,000 shares of its common stock for $125,000 in cash. When the above referenced acquisition agreement was canceled the cash was returned to the buyer and the shares were canceled.

The Company had 366,875 shares of common stock issued and outstanding at June 30, 2005 and December 31, 2005 after giving effect to the stock splits and the issuances and cancellations.

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. CORPORATE ACTIONS

On November 1, 2005 the Company changed its name to Power-Save Energy Corp. pursuant to its acquisition of Power Save Energy Corp., and on December 27, 2005 the name was changed back to Tabatha V, Inc. as a result of the cancellation of the acquisition agreement.

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

During the period from March 17, 2000 (inception) through September 30, 2005, the Company did not engage in any significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. The Company continued its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipated incurring a loss for the fiscal year as a result of expenses associated with compliance regarding the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company did not expect to generate revenues until it completed a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination. During the month of August, the Company did engage in negotiations with Power Save Energy Corp. regarding a share exchange.

The Company carried out its plan of business until it entered into a Share Exchange Agreement with Power Save Energy Corp. effective October 1, 2005. Management of the constituent corporations determined that it was in the best interest of the parties that Tabatha V acquire 100% of the issued and outstanding securities of Power-Save in exchange for the issuance of 10,000,000 shares of Tabatha V to the Power-Save shareholders.

During the months of October and November, the company attempted to file a Form 15c-211 with NASD. Due to the difficulties and costs associated with the rigorous requirements of filing the Form 15c-211, the Company was unable to satisfy certain obligations in order to comply with the Form 15c-211 requirements. On December 30, 2005, the Company ceased operating as Power-Save Energy Corp.

Due to the failure of securing a successful completion of the Form 15c-211, the President, Michael Forster, returned and canceled the 10,000,000 (500,000 post split) shares of common stock issued in the Share Exchange.

As of December 31, 2005 the Company returned to the development stage. The Company can not predict to what extent its liquidity and capital resources would have been diminished prior to or after the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

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

ITEM 4. Submission of Matters to Vote of Securities Holders

On or about October 17, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to: (1) change the name of the Corporation to Power-Save Energy Corp., (2) to increase the authorized shares of common stock of the Company from 100,000,000 to 200,000,000 shares, and (3) to approve a 100 for 1 reverse split of the outstanding common stock of the company.

On or about November 17, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to: (1) approve a 1 for 5 forward stock split of the outstanding common stock of the company.

On or about December 23, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to: (1) change the name of the Corporation back to Tabatha V, Inc.

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

TABATHA V, INC.

By: /S/ Michael Forster
Michael Forster, President, Chief Financial Officer and a Director

Date: February 13, 2006

By: /S/ Kathleen Forster
Kathleen Forster, Secretary and a Director

Date: February 13, 2006

EXHIBIT 31

CERTIFICATIONS

I, Michael Forster, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tabatha V, Inc..;

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

Date: February 13, 2006

/s/ Michael Forster
Michael Forster, Director and CEO

CERTIFICATIONS

I, Kathleen Forster, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tabatha V, Inc..;

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

Date: February 13, 2006

/s/ Kathleen Forster
Kathleen Forster, Director and CFO

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tabatha V, Inc.. ("Tabatha") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Micheal Forster, President, Chief Executive Officer of Tabatha and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/Micheal Forster
Micheal Forster

Chief Executive Officer

February 13, 2005

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tabatha V, Inc.. ("Tabatha") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kathleen Forster, Secretary, Chief Financial Officer of Tabatha V and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

/s/Kathleen Forster
Kathleen Forster

Chief Financial Officer

February 13, 2005