Form 10QSB
period 2006-03-31
Tabatha V, Inc.
filed 2006-05-19
CIK 1111814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

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

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 366,875 common shares issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes __ No X

Page - 1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant as of and for the period ending March 31, 2006 follow.

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

Page - 2

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

Page - 3

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2006
Current assets
Cash	$-
Total current assets	-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$6,675
Total current liabilities	6,675

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 200,000,000 shares authorized; 366,875 shares issued and outstanding	76,925
Deficit accumulated during the development stage	(83,600)
Total stockholders' deficit	(6,675)

Total liabilities and stockholders' deficit	$-

See notes to unaudited financial statements.

Page - 4

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended		Period from March 17, 2000 [inception] to
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expense	-	371	253	901	45,141
Accounting	-	300	1,000	4,275	12,099
Legal	-	-	-	-	4,518
Rent	-	150	150	450	3,300
Office supplies	-	-	-	312	982
Non-cash compensation	-	-	-	-	17,800
Total operating expenses	-	821	1,403	5,938	83,840
Operating loss	-	(821)	(1,403)	(5,938)	(83,840)

Other income
Interest income	-	-	-	-	240
Total other income	-	-	-	-	240

Net loss before income taxes	-	(821)	(1,403)	(5,938)	(83,600)

Provision for income taxes	-	-	-	-	-

Net loss	$-	$(821)	$(1,403)	$(5,938)	$(83,600)

Basic and diluted net loss per share	$-	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	366,875	366,708	366,875	362,459

See notes to unaudited financial statements.

Page - 5

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		Period from March 17, 2000 [inception] to
	March 31,		March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,403)	$(5,938)	$(83,600)
Adjustments to reconcile net loss to
net cash used in operations:
Rent expense	150	450	3,300
Stock issued for services		-	43,525
Warrants issued for services		-	13,300
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	(1,875)	6,675
Net cash used in operating activities	(1,253)	(7,363)	(16,800)

Cash flows from financing activities:
Issuance of common stock	1,200	6,375	16,800
Net cash provided by financing activities	1,200	6,375	16,800

Decrease in cash and cash equivalents	(53)	(988)	-

Cash and cash equivalents, beginning of period	53	1,191	-
Cash and cash equivalents, end of period	$-	$203	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited financial statements.

Page - 6

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

The Company had 366,875 shares of common stock issued and outstanding at June 30, 2005 and March 31, 2006 after giving effect to the stock splits and the issuances and cancellations.

Page - 7

TABATHA V, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3. CORPORATE ACTIONS

On November 1, 2005 the Company changed its name to Power-Save Energy Corp. pursuant to its acquisition of Power Save Energy Corp., and on December 27, 2005 the name was changed back to Tabatha V, Inc. as a result of the cancellation of the acquisition agreement.

Page - 8

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

As of March 31, 2006 the Company is still in the development stage. The Company can not predict to what extent its liquidity and capital resources would have been diminished prior to or after the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

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

Page - 9

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

No report required.
ITEM 5. Other Information

No report required.

ITEM 6. EXHIBITS.

The following exhibits are filed herewith:

31.1
Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /S/ William Julian

William Julian, President, Chief Financial Officer and a Director

Date: May 15, 2006

Page - 11

EXHIBIT 31

Page - 12

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, William Julian, certify that:

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

Date: May 19, 2006

/s/ William Julian
William Julian

Chief Financial Officer

Page - 13

EXHIBIT 32

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tabatha V, Inc. on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William Julian, President and Chief Financial Officer of Tabatha V, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

Date: May 19, 2006

/s/ William Julian
William Julian

Chief Financial Officer

Page - 15