Form 10QSB/A
period 2006-03-31
Tabatha V, Inc.
filed 2006-06-05
CIK 1111814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

TABATHA V, INC.

By: /S/ Michael Forster

Michael Forster, Chief Financial Officer and a Director

Date: May 15, 2006

Page - 11

EXHIBIT 31

Page - 12

CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I, Michael Forster,,certify that:

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

/s/ Michael Forster
Michael Forster,

Chief Financial Officer

Page - 13

EXHIBIT 32

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tabatha V, Inc. on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster,, President and Chief Financial Officer of Tabatha V, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Tabatha V, Inc..

Date: May 19, 2006

/s/ Michael Forster
Michael Forster,

Chief Financial Officer

Page - 15