Form 10KSB
period 2006-06-30
Tabatha V, Inc.
filed 2006-11-09
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X__ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

TABATHA V, INC.

(Name of small business in its charter)

Colorado	0-31767	84-1536521
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Room 3505-6, 35/Floor, Edinburgh Tower The Landmark, 15 Queen’s Road Central Hong Kong
(Address of principal executive offices)

Issuer's telephone number:   (852) 2736-2111

Securities registered under Section 12(b) of the Act:

Title of each class

N/A

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

(Issuers involved in bankruptcy proceedings during the past five years): Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

(Applicable only to corporate registrants): State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 366,875 shares of common stock as of June 30, 2006.

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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X__

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

As of the end of its fiscal year ended June 30, 2006, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders. In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity. In connection with any acquisition, it is likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

On October 1, 2005, the Company issued 500,000 shares of its common stock for 100% of the outstanding common stock of Power Save Energy Corp (“Power Save”), a newly formed Nevada corporation in the business of selling, marketing and distributing a certain electricity conservation device to residential and commercial users of electricity. The acquisition agreement was rescinded in December 2005, resulting in the cancellation of the 500,000 shares.  Therefore, the Company still has not commenced any commercial operations, as of June 30, 2006.

On June 8, 2006, there was a change of control.  On that date, First Asia Private Equity Investment Limited acquired control of the Company through the purchase of a total of 267,250 shares, or approximately 72.85% of the Company’s issued and outstanding shares.  The shares were purchased from Alliance Capital Management Limited, and the transaction was completed pursuant to the terms of a Stock Purchase Agreement dated June 8, 2006.

Investigation and Selection of Business Opportunities

Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks. It is anticipated that the Company will not be able to diversify but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another. Management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition.  In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.  The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.  Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee.  Because Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. The Company anticipates that it will consider, among other things, the following factors when evaluating a potential business opportunity:

1.

Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2.

Strength and diversity of existing management or management prospects that are scheduled for recruitment;

3.

Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

4.

The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

5.

The availability of audited financial statements for the business opportunity; and

6.

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

Form of Acquisition

Management cannot predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the

Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction.

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

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this report are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty because no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Many factors, including those discussed above, may cause our actual results to differ materially from any forward-looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company does not own any property.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s securities are currently trading on the Other OTC market under the ticker TBVI.PK.  However, there is not an active market for our shares.  Such securities are currently held of record by a total of approximately 38 persons. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2006, the Company remains in the development stage. For the fiscal year ended June 30, 2006, the Company's balance sheet reflects current and total assets of $0.  The total current liabilities of the Company as of June 30, 2006 are $1,170.  The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

For the fiscal year ended June 30, 2006, net cash used in operating activities was $1,253, compared to $5,638 for the fiscal year ended June 30, 2005.  The decrease was due to decreased operating expenses, as discussed below.

Net cash provided by financing activities was $1,200 for the fiscal year ended June 30, 2006 compared to $4,500 for the fiscal year ended June 30, 2005.  The decrease was due to fewer shares being issued in 2006.

Results of Operations

During the period from March 17, 2000 (inception) through June 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

As of June 30, 2006, the Company has not generated any revenues.

Operating expenses for the fiscal year ended June 30, 2006 decreased to $2,573 from $4,366 for the fiscal year ended June 30, 2005.  Selling, general and administrative expenses decreased from $1,066 for the fiscal year ended June 30, 2005 to $253 for the fiscal year ended June 30, 2006.  This decrease was due to the Company’s reduced business activities.  Accounting expenses were $1,600 for the fiscal year ended June 30, 3006 compared to $2,700 for the fiscal year ended June 30, 2005.  This decrease was caused by the Company’s reduction of its expenditures in accounting services as a result of reduced company administrative activities.  Legal fees increased to $570 for the fiscal year ended June 30, 2006 from $0 for the fiscal year ended June 30, 2005.  These fees increased because the Company engaged legal counsel to assist in various matters during the fiscal year ended June 30, 2006..  Rent decreased from $600 for the fiscal year ended June 30, 2005 to $150 for the fiscal year ended June 30, 2006.  This decrease was because the Company was no longer required to pay for its rental expenses commencing with the second quarter this year.

Net loss for the fiscal year ended June 30, 2006 was $2,573 compared to $4,363 for the fiscal year ended June 30, 2005.  This decrease was due to a decrease in operating expenses, as discussed above.

Plan of Operations

For the fiscal year ending June 30, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.  The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

During the fiscal year ending June 30, 2007, the Company plans to continue its efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities. No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.

FINANCIAL STATEMENTS.

See the following pages.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2006

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

BALANCE SHEET	13

STATEMENTS OF OPERATIONS	14

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	15-16

STATEMENTS OF CASH FLOWS	17

NOTES TO FINANCIAL STATEMENTS	18-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

TABATHA V, INC.

Hong Kong

We have audited the accompanying balance sheet of TABATHA V, INC. (a development stage company) as of June 30, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of TABATHA V, INC. for the period from March 17, 2000 (inception) to June 30, 2004.  Those statements were audited by other auditors, whose report thereon dated July 19, 2004 expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TABATHA V, INC. as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has incurred significant net losses since inception.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

October 17, 2006

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

June 30,
ASSETS	2006

Total current assets	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,170
Total current liabilities	1,170

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock: no par value; 100,000,000 shares authorized; 366,875 shares issued and outstanding	76,925
Deficit accumulated during the development stage	(78,095)
Total stockholders' deficit	(1,170)

Total liabilities and stockholders' deficit	$-

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Period from March 17,
	Year ended		2000 [inception] to
	June 30,		June 30,
	2006	2005	2006
		(As restated – see note 3)	(As restated – see note 3)
Revenues	$-	$-	$-

Operating expenses
Selling, general and administrative expense	253	1,066	58,144
Accounting	1,600	2,700	10,824
Legal	570	-	5,088
Rent	150	600	3,300
Office supplies	-	-	982
Total operating expenses	2,573	4,366	78,338
Operating loss	(2,573)	(4,366)	(78,338)

Other income
Interest income	-	3	243
Total other income	-	3	243

Net loss before income taxes	(2,573)	(4,363)	(78,095)

Provision for income taxes	-	-	-

Net loss	$(2,573)	$(4,363)	$(78,095)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	366,875	363,560

See notes to financial statements

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 17, 2000 [INCEPTION] TO JUNE 30, 2006

					Deficit Accumulated
	Preferred Stock		Common Stock		During the	Stockholders’
	Shares	Amount	Shares	Amount	Development Stage	Equity (Deficit)
					(As restated – see note 3)	(As restated – see note 3)
Balance at March 17, 2000 (date of inception)	-	$-	-	$-	$-	$-
Common stock issued for cash – 03/01/00	-	-	45,000	4,500	-	4,500
Common stock issued for services – 03/01/00	-	-	405,000	40,500	-	40,500
Common stock issued for services – 04/01/00	-	-	15,000	3,000	-	3,000
Common stock issued for cash – 04/03-05/30/00	-	-	33,000	6,600	-	6,600
Common stock issued for services – 05/18/00	-	-	125	25	-	25
Rent charged to paid in capital	-	-	-	150	-	150
Net loss for the period	-	-	-	-	(44,766)	(44,766)
Balance June 30, 2000	-	-	498,125	54,775	(44,766)	10,009

Common stock warrants issued for services – 12/04/00	-	-	-	13,300	-	13,300
Rent charged to paid in capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(17,145)	(17,145)
Balance June 30, 2001	-	-	498,125	68,675	(61,911)	6,764

Rent charged to paid in capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(3,413)	(3,413)
Balance June 30, 2002	-	-	498,125	69,275	(65,324)	3,951

Rent charged to paid in capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(2,382)	(2,382)
Balance June 30, 2003	-	-	498,125	69,875	(67,706)	2,169

Common stock surrendered – 03/01/04	-	-	(142,500)	-	-	-
Rent charged to paid in capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(3,453)	(3,453)
Balance June 30, 2004	-	-	355,625	70,475	(71,159)	(684)

Common stock issued for cash – 09/27/04	-	-	8,500	3,400	-	3,400
Common stock issued for cash – 12/04/04	-	-	2,500	1,000	-	1,000

Common stock issued for cash – 03/01/05	-	-	250	100	-	100
Rent charged to paid in capital	-	-	-	600	-	600
Net loss for the year	-	-	-	-	(11,038)	(11,038)
Prior period adjustment	-	-	-	-	6,675	6,675
Balance June 30, 2005 as adjusted	-	-	366,875	75,575	(75,522)	53

Capital contributions – 11/12/05	-	-	-	1,200	-	1,200
Rent charged to paid in capital	-	-		150	-	150
Net loss for the year	-	-	-	-	(2,573)	(2,573)
Balance June 30, 2006	-	$-	366,875	$76,925	$(78,095)	$(1,170)

See notes to financial statements.

.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year ended		Period from March 17, 2000 [inception] to
	June 30,		June 30,
	2006	2005	2006
		(As restated – see note 3)	(As restated – see note 3)
Cash flows from operating activities:
Net loss	$(2,573)	$(4,363)	$(78,095)
Adjustments to reconcile net loss to
net cash used in operations:
Rent charged to paid in capital	150	600	3,300
Stock issued for services	-	-	43,525
Warrants issued for services	-	-	13,300
Changes in operating liabilities and assets:
Increase (decrease) in accounts payable	1,170	(1,875)	1,170
Net cash used in operating activities	(1,253)	(5,638)	(16,800)

Cash flows from financing activities:
Issuance of common stock	1,200	4,500	16,800
Net cash provided by financing activities:	1,200	4,500	16,800

Decrease in cash and cash equivalents	(53)	(1,138)	-

Cash and cash equivalents, beginning of period	53	1,191	-
Cash and cash equivalents, end of period	$-	$53	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1.

BUSINESS DESCRIPTION - ORGANIZATION

Tabatha V, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on March 17, 2000. The principal office of the corporation is room 3505 – 06, 35th floor Edinburgh Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.

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

LOSS PER SHARE

Basic loss per common share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is calculated by adjusting the weighted outstanding shares, assuming conversion of all potentially dilutive stock options. At June 30, 2006, there were no potentially dilutive stock options outstanding.

FINANCIAL INSTRUMENTS

Unless otherwise indicated, the fair values of all reported assets and liabilities that represent financial instruments, none of which are held for trading purposes, approximate the carrying values of such assets and liabilities.

ORGANIZATION COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities”, expenses all start-up and organizational costs as they are incurred.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The Company has implemented FAS 144. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

No impairment was recorded in the fiscal year ending June 30, 2006.

3.

RESTATEMENT OF FINANCIAL STATEMENTS

During the year ended June 30, 2006, the Company identified certain errors in its previously issued financial statements related to accounts payable and the overstatement of certain selling, general and administrative and accounting expenses.  As a result, the Company has restated its previously issued financial statements for the year ended June 30, 2005 and has recorded a prior period adjustment to its accumulated deficit as of June 30, 2005.  The Company previously reported a net loss of $11,038, or $(0.00) per share for the year ended June 30, 2005.  The restatement resulted in the Company reporting net loss of $4,363, or $(0.00) per share for the year ended June 30, 2005.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

3.

RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

A summary of the significant effects of the restatement is as set forth below.

Year Ended

June 30, 2005

As

Previously

As

Reported

Restated

Statements of operations data -

     Expenses

          Selling, general and administrative

5,865

1,066

          Accounting

4,576

2,700

     Net loss

(11,038)

(4,363)

     Net loss per share – basic and diluted

(0.00)

(0.00)

Balance sheet data -

     Accounts payable

6,675

-

     Accumulated deficit

(82,197)

(75,522)

4.

INCOME TAXES

The Company has Federal net operating loss carryforwards of approximately $75,000 expiring between the years 2020 through 2026. The tax benefit of these net operating losses is approximately $26,700 and has been offset by a full valuation allowance due to the uncertainty regarding their realization. For the year ended June 30, 2006, the allowance increased by approximately $1,000. These carryforwards may be limited upon consummation of a business combination under IRC Section 381.

5.

STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000 shares of preferred stock, in series as determined by the Board of Directors. As of June 30, 2006, no preferred shares have been designated or issued.

On October 17, 2005 the Company effected a 1:100 reverse stock split. Issued and outstanding shares prior to the split totaled 7,337,500 and shares directly after the split totaled 73,375.

On November 3, 2005 the Company effected a 5:1 forward stock split. Issued and outstanding shares prior to the split totaled 73,375 and shares directly after the split totaled 366,875. The net effect of the two splits is equivalent to a single 1:20 reverse stock split. These financial statements have been retroactively restated to show the effect of the equivalent 1:20 reverse split ratio as of the beginning of the first period presented.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

5.

STOCKHOLDERS’ DEFICIT (Continued)

During the year ended June 30, 2006, the Company entered into several agreements to issue shares of its common stock in exchange for cash or stock from another company.  These acquisition agreements were rescinded in December 2005 resulting in the cancellation of shares and cash or stock being returned to buyers.

The following common stock issuances (post split) were subsequently cancelled on December 1, 2005:

Date of Issuance

Shares Issued

Cash Received

Stock Received

October 1, 2005

500,000

$

-

10,000,000

November 3, 2005

145,000,000

145,000

-

November 12, 2005

1,250,000

125,000

-

Less shares cancelled

  and cash or stock returned

(146,750,000)

(270,000)

(10,000,000)

-

$

-

-

As of June 30, 2006, 100,000,000 shares of the Company's no par value common stock had been authorized, of which 366,875 were issued and outstanding after giving effect to the stock splits and the issuances and cancellations.

6.

RELATED PARTY TRANSACTIONS

As of June 30, 2006, officers and directors of the Company are the owners of 267,250 shares of its issued and outstanding common stock, constituting approximately 73% of the Company's issued and outstanding common stock. The shares were issued for cash and services from $0.005 to $.02 per share.

Officers and directors are reimbursed for all out-of-pocket expenses.

Rent was being provided to the Company by a shareholder at no charge. For purposes of the financial statements, the Company recorded rent at $50 per month as a charge to paid in capital through September 30, 2005.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.”  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued a revision of SFAS No. 123, “Share-Based Payment.”  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140.”  This statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.”  This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FASB Statement No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

8.

CORPORATE ACTIONS

On December 1, 2005 the Company changed its name to Power-Save Energy Corp. pursuant to its acquisition of Power Save Energy Corp., and on January 6, 2006 the name was changed back to Tabatha V, Inc. as a result of the cancellation of the acquisition agreement.

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

9.

GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has an operating deficit since its inception, is in the development stage and has no revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for the Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending June 30, 2006 and the interim periods for 2005 and 2006. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

None of the reports of Child, Sullivan & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

ITEM  8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held

Kevin Lau Hing Bun	37	Chief Executive Officer and Director

Michael Woo Chi Wai	38	Director

On June 22, 2006, Michael Forster and Kathleen Forster resigned as directors and officers of the Company.  The resignations were not the result of any disagreement with the Company.

In conjunction with the resignations of the previous officers and directors, on June 22, 2006, Lau Hing Bun was appointed as the sole member of the Company’s board of directors to fill the vacancy created by the resignations of Michael Forster and Kathleen Forster.  On the same date, Mr. Lau was also appointed as CEO of the Company.

On July 28, 2006, Woo Chi Wai (Michael) was appointed as a director of the Company.

There were no transactions during the last two years, or proposed transactions, to which the Company was or is to be a party, in which the new directors had, or were to have, a direct or indirect material interest.

The new directors have not been appointed to any committees of the Board of Directors.  The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors or any other committees performing similar functions. All such applicable functions are currently being performed by the Board of Directors as a whole.

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

Biographical Information

Lau Hing Bun, Kevin, Chief Executive Officer and Director

Lau Hing Bun (Kevin) was appointed as a director and as CEO of the Company on June 22, 2006.   From 2000 to 2001, he was the Chief Technology Officer of LinuxTimes Company Limited, a Hong Kong based information technology company.  In that capacity, he acted as the head of a technical team that consisted of 30 persons and that was responsible for product development, solutions, product delivery and pre- and post-sales support. From 2001 to 2003, he was General Manager of Thiz Technology Group Limited, a Hong Kong GEM board-listed company.  Mr. Lau was responsible for the operations of the

HK office and of the technical teams located in Taiwan, Hong Kong, and Mainland China. He received a BE in computer science in 1992, and an MBA in 2004. Both degrees were obtained at the Chinese University of Hong Kong. He is also the CEO and director of Mid-AM Systems Inc. and director of Media Century International Limited.

Woo Chi Wai, Michael, Director

Mr. Woo Chi Wai (Michael) was appointed as a director of the Company on July 28, 2006.  From 1996 to 1999, he was the Assistant Manager of the infrastructure projects department of China Construction Holdings Limited (a listed company in Australia, stock code CIH). From 1999 to 2000, he was the manager of infrastructure projects for China Toll Bridges & Roads Company (a listed company in Singapore, stock code CTBR). From 2001 to 2003, he was the investment manager of Asia Pacific Tobacco Company Limited.

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending June 30, 2006, all of the Company’s officers, directors and principal shareholders have filed reports required under Section 16(a).

Code of Ethics

Tabatha V, Inc. has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors.

ITEM 10.

EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year.   The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned

Lau Hing Bun, Kevin (1)

Room 3505-6, 35/Floor, Edinburgh Tower The Landmark, 15 Queen’s Road Central Hong Kong	0	0%

Woo Chi Wai, Michael (1) Room 3505-6, 35/Floor, Edinburgh Tower The Landmark, 15 Queen’s Road Central Hong Kong	0	0%

First Asia Private Equity Investment Limited Room 3505-6, 35/Floor, Edinburgh Tower The Landmark, 15 Queen’s Road Central Hong Kong	267,250	73%

All directors and executive officers (2 persons)	0	0%

(1) The person is an officer or director, or both, of the Company.

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

ITEM 13.

EXHIBITS

2.1

Agreement for Share Exchange dated October 1, 2005, by and among Tabatha V, Inc., a Delaware corporation, Power-Save Energy Corp., a Nevada corporation, and the shareholders of Power-Save Energy Corp. (hereby incorporated by reference to the Form 8-K filed on October 6, 2005).

3.1

Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 12, 2000).

3.2

Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 12, 2000).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). *

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). *

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for audit of the Company's annual financial statements were $1,000 for the fiscal year ended June 30, 2006, and $1,000 for the fiscal year ended June 30, 2005. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10QSB were $600 during the period ended June 30, 2006, and $900 during the period ended June 30, 2005.

Audit-Related Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending June 30, 2006 or June 30, 2005.

Tax Fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, advice and planning were $0 for the fiscal year ended June 30, 2006 and $0 for the fiscal year ended June 30, 2005.

All Other Fees

Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended June 30, 2006 and June 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /s/

Lau Hing Bun, Kevin

Chief Executive Officer and Director

Date: November 9, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/

Lau Hing Bun, Kevin

Chief Executive Officer and Director

Date: November 9, 2006

By: /s/

Lau Hing Bun, Kevin

Acting Chief Financial Officer

Date: November 9, 2006

By: /s/

Woo Chi Wai, Michael

Director

Date: November 9, 2006