Form 10QSB
period 2006-09-30
Tabatha V, Inc.
filed 2006-11-09
CIK 1111814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

__

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____.

TABATHA V, INC.

(Name of small business in its charter)

Colorado	0-31767	84-1536521

(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

c/o First Asia Finance Group Limited

Room 3505-06, 35th Floor

Edinburgh Tower, The Landmark

15 Queen’s Road Central, Hong Kong

(Address of principal executive offices)

Issuer’s telephone number: 852-2736-2111

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No     .

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No      ;

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  At September 30, 2006 there were 366,875 shares outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes         No X

PART 1 - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2006, AND 2005

AND THE PERIOD FROM MARCH 17, 2000 (INCEPTION)

TO SEPTEMBER 30, 2006

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2006		June 30, 2006
ASSETS	(Unaudited)		(Audited)

Total current assets	$		$-

Total assets	$		$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities		$2,170	$1,170
Total current liabilities		2,170	1,170

Stockholders' deficit
Preferred stock: no par value; 10,000,000 shares authorized; no shares issued and outstanding		-	-
Common stock: no par value; 100,000,000 shares authorized; 366,875 shares issued and outstanding		76,925	76,925
Deficit accumulated during the development stage		(79,095)	(78,095)
Total stockholders' deficit		(2,170)	(1,170)

Total liabilities and stockholders' deficit	$		$-

See accompanying notes to unaudited financial statements

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period from March 17,
	For the Three Months Ended		2000 [inception] to
	September 30,		September 30,
	2006	2005	2006
Revenues	$-	$-	$-

Operating expenses
Selling, general and administrative expense	-	230	58,144
Accounting	1,000	1,000	11,824
Legal	-	-	5,088
Rent	-	150	3,300
Office supplies	-	-	982
Total operating expenses	1,000	1,380	79,338
Operating loss	(1,000)	(1,380)	(79,338)

Other income
Interest income	-	-	243
Total other income	-	-	243

Net loss before income taxes	(1,000)	(1,380)	(79,095)

Provision for income taxes	-	-	-

Net loss	$(1,000)	$(1,380)	$(79,095)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	366,875	366,875

See accompanying notes to unaudited financial statements

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended		Period from March 17, 2000 [inception] to
	September 30,		September 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(1,000)	$(1,380)	$(79,095)
Adjustments to reconcile net loss to
net cash used in operations:
Rent charged to paid in capital	-	150	3,300
Stock issued for services	-	-	43,525
Warrants issued for services	-	-	13,300
Changes in operating liabilities and assets:
Increase in accounts payable	1,000	-	2,170
Net cash used in operating activities	-	(1,230)	(16,800)

Cash flows from financing activities:
Issuance of common stock	-	1,200	16,800
Net cash provided by financing activities:	-	1,200	16,800

Decrease in cash and cash equivalents	-	(30)	-

Cash and cash equivalents, beginning of period	-	53	-
Cash and cash equivalents, end of period	$-	$23	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

TABATHA V, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

QUARTERLY FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tabatha V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as of June 30, 2006, as filed with Form 10-KSB.

DESCRIPTION OF BUSINESS

Tabatha V, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on March 17, 2000. The principal office of the corporation is room 2505 – 06, 35th floor Edinburgh Tower, The Landmark, 15 Queen’s Road Central, Hong Kong.

The Company is an enterprise in the development stage as defined by Statement No.7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. The Company has no fulltime employees and owns no real property. The Company intends to operate as a capital market access corporation and has registered with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Due to net losses,

potentially dilutive securities would be antidilutive and are therefore not included. At September 30, 2006 there were no potentially dilutive securities outstanding.

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

Plan of Operations

During the period from March 17, 2000 (inception) through September 30, 2006, the Company did not engage in any significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. The Company continued its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipated incurring a loss for the fiscal year as a result of expenses associated with compliance regarding the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company did not expect to generate revenues until it completed a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination. During the month of August 2005, the Company did engage in negotiations with Power Save Energy Corp. regarding a share exchange, this deal was later rescinded.

As of September 30, 2006 the Company is still in the development stage. The Company can not predict to what extent its liquidity and capital resources would have been diminished prior to or after the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending June 30, 2007 and thereafter.  This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year.  Furthermore, once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will either continue to rely on its majority shareholder to pay expenses on its behalf, or it will seek to raise capital through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TABATHA V, INC.

By: /s/ Kevin Lau Hing Bun, Chief Executive Officer

Date: November 9, 2006